Form 10KSB
period 1999-12-31
PANGAEA COMMUNICATIONS INC
filed 2000-04-17
CIK 1101508

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,1999.


                        Commission File Number 000-28639

                          PANGAEA COMMUNICATIONS, INC.
                          ----------------------------

             (Exact name of registrant as specified in its charter)

         DELAWARE                                      95-4719021
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

                   104 PROSPECT HILL STREET, NEWPORT, RI 02840
          -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (401) 848-0646



       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 1, 2000, was 1,018,800.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                     ----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  9

Item   3.      Legal Proceedings                                           9

Item   4.      Submission of Matters to a Vote of Security Holders         9

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         9

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10

Item   7.      Financial Statements                                       10

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        10

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                        11

Item  10.      Executive Compensation                                     12

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             12

Item  12.      Certain Relationships and Related Transactions             13

Item  13.      Exhibits and Reports on Form 8-K                           14

Signatures                                                                15

                                     PART I

Item   1.      Business

OVERVIEW

     Pangaea, Communications Inc. ("Pangaea" or the "Company") is in the process of designing, producing and marketing what Company management believes will be the most unique and successful online memorial company to date. The first phase of the Company's marketing will involve making people aware of the product by utilizing independent funeral homes, mailings and telemarketing. Management believes that a five percent (5%) penetration with the mailer is possible. This will be supported by a strong advertising campaign that is meant to `BRAND' name the Pangaea Logo on television, on print, and on the Internet. Management believes it will have an edge over the competition due in part to its intent to have higher quality work, lower cost and strategy for decreasing overhead and programming time. The Company's initial growth strategy will include targeting independently-owned funeral homes in major metropolitan areas, beginning in Phoenix, Arizona. In order to stimulate industry use, the Company intends to initially offer very high commission rates with exclusive contracts to new clients in new markets. With the proper arrangement, having funeral homes selling the product can cut employee, phone, and space overhead costs.

     Management believes that Pangaea will become the most dominant online memorial service in the world through the implementation of a series of unique strategies. By aligning the Company with the extremely large group of independent funeral homes, the product will have a great visibility during the at-need sales time. By using mailers and telemarketing, the Company will capture the pre-need/post-need markets. Management believes that, with the rising costs of funerals, the increase use of cremations and the fragmentation of families around the country/world, an online memorial from Pangaea, Inc. will provide families with an inexpensive solution to mourn the loss of a loved one.

     Pangaea intends to build tools to automate most of the memorial creation but still give it that personal touch. Also, these tools will allow for an immediate temporary memorial to be placed on its website while the family waits for the full memorial to be built. Management believes that its business plan will solve the problem of finding leads to sell this service to and will create ways in which to cut down on the already low cost of doing business.

BUSINESS

     Pangaea intends to implement an easy-to-use online memorial Internet site that will offer a way for entire families that are scattered across the world to come together at a time of need. It will allow families to continue their healing process far after the tragic moment has occurred. All of this in the private comfort of their own home at anytime. Pangaea will perform an inexpensive service in the face of rising funeral costs. Now, someone does not need to live in the state, city or even country of the loved one to visit their memorial and say something to them.

     Pangaea will use the proven technology of the Internet, experienced management, and systems that are being designed specifically for conducting its own business. There are no off-the-shelf, pre-packaged software products or outdated management structures to hash through. There are only open minds, powerful technology, motivation and vision to carry the company and its goals forward. Through the use of a strong advertising campaign, mailings followed up by phone calls, and thousands of funeral homes displaying the product, management believes that this service will be the next best thing in the funeral industry.

"A Celebration of Life"
-----------------------
     The Company's Online Memorial will feature four different packages of memorials and several optional add-ons. With a sound technical infrastructure, special funeral home relationships, an innovative sales and marketing strategy, and a management team that is second to none, Pangaea, Inc. is staging itself to be a dominant force in reshaping how we celebrate life.

     With the Internet paradigm in its infancy, and Pangaea already having a sound business plan for expanding, all that is left in order to achieve the Company's final goals is to increase awareness of the service to the masses and `BRAND' name Pangaea.

Innovative Features
-------------------
     GUEST OPTIONS - Pangaea will allow each memorial site to have its own set of guest options which will include sending an email to the family to lighting a candle in remembrance of the loved one. This will allow family and friends to leave their mark just as someone might leave flowers at a grave stone. Aside from leaving flowers, lighting a candle or sending an email to the family, a guest will be able to leave their name in a guestbook with a message to the loved one for all to see. The Company feels this will prove to be the most popular activity for both the family and the guests. Other future options include a forum where the family can talk to the guests through a series of posted messages to being able to place a donation to a charity in the loved one's name.

     USER FRIENDLY INTERFACE - The interface that Pangaea intends to deploy is the result of many revisions based on user feedback. The site will be a comfortable combination of technology, bells and whistles and user friendliness. Many websites are utilizing features that make it more difficult for a novice web surfer to find their way around the site. Some of the most recent interfaces have adopted technology that eliminates a percentage of Internet users from accessing their site at all. The Company is sensitive to the needs and desires of the mass public and is designing its interfaces to ensure that usability, fast download speeds and helpful features come first.

     FAST LOADING GRAPHICS TECHNOLOGY - Pangaea is designing its website using specialized methods for reducing the size of graphics while enhancing the image that users see on their screens. Utilizing this process will give Pangaea an edge on the competition and, when coupled with the advanced technology and computer systems that the site will be built on, will put the site within the top few percent of fast loading sites.

The Five Elements of Success
----------------------------
     The management of the Company believes that it has determined the five most important features to make Pangaea a success.

     * Great Advertising and Marketing.
     * Strong Brand Name Campaign.
     * Great Penetration from Mailings and Telemarketing.
     * New Service/Options Expansion Capabilities.
     * Tools Development Equals Less Overhead.


At-Need Sales through Funeral Homes - Revenue Source 1
------------------------------------------------------
     AT-NEED - The Company's website will contract with independent funeral homes to sell the memorial to grieving families at the time of need. Cremation has increased considerably in the funeral industry, especially in urban markets, and with that, the cost of funerals has decreased. The funeral homes are making less money on less costly sales. An add-on like an online memorial to already inexpensive cremation funeral is very attractive to the funeral homes. Initial research has indicated that many independent funeral homes would be very interested in another option to sell.

Mailings and Telemarketing Sales - Revenue Source 2
---------------------------------------------------
     MAILINGS - Pangaea will mail out mass flyers and information packets on services that the Company will offer. This tactic will allow the telemarketing side of sales an `IN' when contacting a potential customer. The mailings will generate sales and leads in their own regard and will be an inexpensive revenue source. It is assumed that a 3% penetration from straight mailings is very possible.

     TELEMARKETING - Although Pangaea will mail out many flyers that generate sales, the mailings are meant for the telemarketing sales team to have an `IN' when contacting a potential customer. Management believes that a mass mailing followed up with a phone call to answer any questions they might have on the service will increase the penetration of the mailing from 3% to 5% or even as high as 8%. The call will include answering questions of the service and showing why this service is done.

     ADVERTISING AND MARKETING STRATEGY - Pangaea believes that to truly grab as much market share as possible, a great deal of money will need to be spent on advertising and marketing to `BRAND' name the service. Many of the thoughts behind this decision have been the product of long standing principals of business and past experiences from other careers. One such example is the general philosophy behind advertising and marketing. At the onset of the Internet revolution, many companies believed that this magical new medium was the beginning of a revolution in marketing, mostly associated with the expense of reaching consumers. Through careful analysis and experience that spans back to the beginning of the consumer awareness of the Internet, the Company's management strongly believes that in order to attract the volume of customers that make a business venture highly successful, a great deal of money must be spent on wise marketing efforts. Management realizes that the Internet is capable of helping to attract customers who might not otherwise offer their loyal business, but the masses still respond to the age old methods of branding, value propositions and exposure.

     Pangaea believes that with its service, advertising can be done in and around its industry to much higher degree then to the mass media. The Company is making relationships with funeral homes to carry the service or, at least, hand out flyers when they sell a funeral service. This will greatly increase the Pangaea name at a fraction of the cost of traditional means. Industry magazines, newspapers, and Infomercials are all valid mediums to get the branding Pangaea is looking for.

     CROSS PROMOTIONAL TRAFFIC AND CO-OP ADVERTISING - The only right way to cross promote products on its future website is through relationships with different companies. Pangaea has begun to seek a partnership with a flower company so customers and guests are able to send flowers to a family. Likewise, other similar products will also be totted such as religious symbols and cards. Also, certain charities will be represented so donations to them can be make in a loved one's name. All of these partnerships will allow for free advertising done on the both sides as well as a percentage of the sale going to Pangaea for handling the transaction or generating the lead.

     MARKETING PROPOSALS - Pangaea staff intends to work with the leading Internet advertising companies to create and maintain the most effective advertising campaigns to drive traffic and potential customers to the future website. These will be advertising agencies that are competitive and retain their clients through one method, creating the best advertising response for the money. Currently, experts in all forms of advertising media including Internet Banner placement and sponsorship programs, print advertising, TV, radio, and direct mail, are developing the advertising rollout strategies for the Pangaea service.

     PANGAEA MARKETING - Pangaea is designing its own comprehensive marketing campaign. The corporate campaign is targeting to establish Pangaea as the leading online memorial website on the Internet. Equally as important and critical to the long term success of Pangaea, is the Company's effort to brand Pangaea as a "Celebration of Life".

     HARNESSING THE POWER OF THE INTERNET - Management believes that Pangaea has the potential to become the largest memorial in the world. Pangaea will be open 24 hours a day, 365 days a year and will be accessible by anyone regardless of their location, their physical disposition, gender, nationality or location. It will be capable of hosting millions of memorials that can be seen always. Pangaea will never close because of weather, nightfall, holidays or any other reason. It will not be effected by regional, seasonal national economies, or politics of demographics. It is summer in the world somewhere all the time. It is peaceful in the world somewhere all the time. The economy is good somewhere in the world all the time. From all of these places, in all different conditions, whether the guest is in a hotel, an airplane, or a taxi, Pangaea will always be there to be seen.

Add-on and Option Sales - Revenue Source 3
------------------------------------------
     ADD-ON SALES - Pangaea is designing the online memorials to be upgradeable by guests to the site. As family and friends move about a memorial, they will be able to upgrade or add on to the site with different options that are available. This, of course, will need to be approved by the original purchaser of the memorial. Add-ons that will be available to the site will include adding pictures and text, adding a photo gallery page, adding sound and/or audio, and adding special moving effects.

     OPTION SALES - Along with guests to the site being able to add onto a memorial, Pangaea will follow up memorial sales with another phone call to make sure the customer is satisfied with the design and layout. Customers will then be given a chance to add-on other options at a small discount to make the tribute a bit more special. Add-ons that will be available to the site will include adding pictures and text, adding a photo gallery page, adding sound and/or audio, and adding special moving effects.

Renewal Sales - Revenue Source 4
--------------------------------
     RENEWAL SALES - An online memorial purchased at Pangaea will be active for five years from the time of purchase. After that point, the customer will be contacted about a renewal fee to keep the memorial up for another five years for $50.00. Likewise, the customer will be able to place that fee towards an upgrade to the memorial site. The fifty dollars will be basically all profit minus the cost of contacting the customer. Allowing them to use it towards an upgrade will be done to increase interest in the memorial again. Increased interest will mean more traffic to Pangaea. Also, customers will be able to pay a one time fee to keep the memorial active for twenty years for only $150 dollars and for $300 dollars will keep it active for the entirety of Pangaea.

Item   2.      Properties

The Company's executive and administrative offices are located at 104 Prospect Hill Street, Newport, RI 02840. The Company pays no rent for use of the office and does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.


Item   3.      Legal Proceedings

Pangaea is not currently a party to any pending legal proceedings.


Item   4.      Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on February 22, 2000. There is currently no market for Pangaea's securities. Pangaea has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of Pangaea's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of Pangaea.

Recent Sales of Unregistered Securities.

     In March 1999, Pangaea issued 900,000 shares of common stock to Appletree and 100,000 shares of common stock to Page One. The purchase price for these shares was $0.001 per share. The purchases were made pursuant to a Rule 504 Private Placement Offering. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by Pangaea in connection with the offer or sale of these
securities.   The   foregoing   issuances  of  common  stock  were  exempt  from
registration  under of the  Securities  Act of 1933,  as  amended,  pursuant  to
Section 4(2) thereof.

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement. For the period since inception (September 15, 1998) through December 31, 1999, during the Company's development stage, the Company has a zero cash balance, and has generated a net loss of ($1,114).


FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, and has issued 1,018,800 shares of Common Stock for net proceeds of $1,000.00. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination.

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.


Item   7.      Financial Statements

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.


Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of Pangaea.

Name                                  Age(1)        Position
----                                  ------        --------
George Todt                            46           Director

James Walters                          45           President, Vice President
                                                    and Treasurer

Betsy Rowbottom                        28           Secretary

----------------------------
(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 1999.

     Our director and executive officers devote such time and attention to the affairs of Pangaea as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

     GEORGE A. TODT was the President from inception until November 30, 1999. He has been the sole director since the inception of Pangaea. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.


     JAMES WALTERS has been the President since November 30, 1999, and Vice-President and the Treasurer of Pangaea since its inception. For more than 20 years, Mr. Walters has been engaged as a certified public accountant with the Los Angeles, California-based firm of Kellogg & Andelson.

     BESTY ROWBOTTOM became Secretary of Pangaea in June 1999. She has been employed by PageOne since 1997 and has served as its Vice President since March 1999. From 1994 to 1997, Ms. Rowbottom served as a talent agent at HSI Productions, a Chicago, Illinois-based video production company.

     Our board of directors currently consists of one member, who serves in such capacity for a one-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors constituting the board of directors may be increased or decreased (but not below the minimum number required by applicable law) from time to time by resolution of the board of directors. Our officers serve at the discretion of the board of directors, subject to any effective contractual arrangements.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.


Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of Pangaea receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1999 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,018,800(3)               100.00%

PageOne Business Productions, LLC            109,400                   10.00%

George Todt                                  109,400(4)                10.00%

Besty Rowbottom                              109,400(4)                10.00%

James Walters                                109,400(4)                10.00%

All officers and directors as a group        109,400(4)                10.00%
(3 persons)

------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Pangaea Communications, Inc., 104 Prospect Hill Street, Newport, RI 02840.

(2) Unless otherwise indicated, Pangaea believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 1,018,800 shares of common stock outstanding as of December 31, 1999.

(3) Consists of 909,400 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 109,400 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 109,400 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Messrs. Todt and Walters are managing members and Ms. Rowbottom is Vice President.


Item  12.      Certain Relationships and Related Transactions

In March 1999, Pangaea issued 100,000 shares of common stock to Page One, of which George Todt and James Walters are managing members and Ms. Rowbottom is Vice President. The purchase price for these shares was $0.001 per share.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-7:

          Report of Independent Auditors, Weinberg & Company P.A., Certified Public Accountants, dated April 10, 2000.

          BALANCE SHEET AS OF DECEMBER 31, 1999

          STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999

          NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999


(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1     Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-28639)

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28639)

27.1     Financial Data Schedule

(b)      Reports on Form 8-K.

         None.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Pangaea Communications, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheet of Pangaea Communications, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from September 15, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Pangaea Communications, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from September 15, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has had accumulated operating losses of $1,114 since inception and a working capital deficiency of $95. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 10, 2000

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999





                                     ASSETS

TOTAL ASSETS                                                            $    -
                                                                        =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable - related party                                          $    95
                                                                        -------

     TOTAL LIABILITIES                                                       95
                                                                        -------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value, 8,000,000 shares
   authorized, none issued and outstanding                                  -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 1,018,800 issued and outstanding                           1,019
  Accumulated deficit during development stage                           (1,114)
                                                                        -------

     TOTAL STOCKHOLDERS' DEFICIENCY                                         (95)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $   -
                                                                        =======









                 See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                              For the Year    September 15, 1998
                                            Ended December     (Inception) to
                                                31, 1999       December 31, 1999
                                            --------------    ------------------

INCOME                                        $      -           $      -
                                              ---------          ---------

EXPENSES

   Accounting fees                                  500                500
   Bank service charge                               95                 95
   Consulting fees                                  -                   19
   Legal fees                                       500                500
                                              ---------          ---------

NET LOSS                                      $  (1,095)         $  (1,114)
                                              =========          =========

NET LOSS PER SHARE
 BASIC AND DILUTED                            $ (0.0015)         $ (0.0019)
                                              =========          =========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING DURING THE PERIOD
BASIC AND DILUTED                               753,047            585,396
                                              =========          =========





                 See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 1999


                                                                            Deficit
                                                                          Accumulated
                                                     Common Stock           During
                                                 ---------------------    Development
                                                  Shares      Amount         Stage         Total
                                                 ---------   ---------    -----------    ---------

Common stock issuance for services                  18,800   $     19     $      -       $      19

Net loss for the year ended December 31, 1998          -           -            (19)         (19)
                                                 ---------   ---------    ---------      ---------

Balance, December 31, 1998                          18,800          19          (19)           -

Common stock issued for cash                     1,000,000       1,000          -            1,000

Net loss for the year ended December 31, 1999          -           -         (1,095)        (1,095)
                                                 ---------   ---------    ---------      ---------

BALANCE AT DECEMBER 31, 1999                     1,018,800   $   1,019    $  (1,114)     $     (95)
                                                 =========   =========    =========      =========











                 See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                     September
                                                    For the Year      15, 1998
                                                        Ended       (Inception)
                                                      December      To December
                                                      31, 1999        31, 1999
                                                     ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(1,095)        $(1,114)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Stock issued for services                              -                19
                                                      -------         -------

   Net cash used in operating activities               (1,095)         (1,095)
                                                      -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:                     -               -
                                                      -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan payable - related party                            95              95
   Proceeds from issuance of common stock               1,000           1,000
                                                      -------         -------

  Net cash provided by financing activities             1,095           1,095
                                                      -------         -------

INCREASE IN CASH AND CASH EQUIVALENTS                     -               -

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                      -               -
                                                      -------         -------

CASH AND CASH EQUIVALENTS -
--------------------------
 END OF PERIOD                                        $   -           $   -
 -------------                                        =======         =======



                 See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  Organization and Business Operations

         Pangaea Communications, Inc. (a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generated operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B)  Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C)  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (D)  Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 1999.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (E)  Loss Per Share

         Net loss per common share for the year ended December 31, 1999 and for the period from September 15, 1998 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE 2 - LOAN PAYABLE - RELATED PARTY

         The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE  3 - STOCKHOLDERS' DEFICIENCY

         The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value.

         The Company issued 909,400 and 109,400 common shares to Appletree Investment Company Ltd. and PageOne Business Productions, LLC respectively. No preferred shares have been issued as of December 31, 1999.

         Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share. The financial statements at December 31, 1999 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4 - GOING CONCERN

         As reflected in the accompanying financial statements, the Company has had accumulated losses of $1,114 since inception, a working capital deficiency of $95, and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. F-7

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PANGAEA COMMUNICATIONS, INC.


                                /s/ James Walters
                           By: -----------------------
                               James Walters
                               President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                      Date

/s/ George A. Todt                Director                   April 13, 2000



/s/ James Walters                 President, Treasurer,      April 13, 2000
                                  Chief Financial Officer