Form 10KSB/A
period 1999-12-31
PANGAEA COMMUNICATIONS INC
filed 2000-04-17
CIK 1101508

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                AMENDMENT NO. 1


                                       TO

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

27.1     Financial Data Schedule*

              *Previously filed

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

NOTE 4 - GOING CONCERN


          As reflected in the accompanying financial statements, the Company has had accumulated losses of $1,114 since inception, a working capital deficiency of $95, and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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