Form 10QSB
period 2000-03-31
PANGAEA COMMUNICATIONS INC
filed 2000-05-15
CIK 1101508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                 [ ] Transition report under section 13 or 15(d)
                              of the Exchange Act.

                            COMMISSION FILE NUMBER 0-28639

                          PANGAEA COMMUNICATIONS, INC.
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4719021
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                   104 PROSPECT HILL STREET, NEWPORT, RI 02840
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (401) 848-0646
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of May 8, 2000, there were 1,018,800 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          PANGAEA COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

             BALANCE SHEET AS OF MARCH 31, 2000                          2

             STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
             ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
             SEPTEMBER 15, 1998 (INCEPTION) TO MARCH 31, 2000            3

             STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
             ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
             SEPTEMBER 15, 1998 (INCEPTION) TO MARCH 31, 2000            4

             NOTES TO FINANCIAL STATEMENTS                               5-7

           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K                8

                        Signatures                                       9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                                March 31,
                                            December 31,          2000
                                               1999           (unaudited)
                                           --------------    --------------

TOTAL ASSETS                             $     -           $     -
------------                               ==============    ==============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


LIABILITIES
  Loan payable to related party          $            95   $       8,245
                                           ---------------   -------------

  TOTAL LIABILITIES                                   95           8,245
                                           ---------------   -------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $0.001 par
   value, 8,000,000 shares
   authorized, none issued and
   outstanding                                   -               -
  Common stock, $0.001 par value,
   100,000,000 shares  authorized,
   1,018,800 issued and outstanding                1,019           1,019
  Accumulated deficit during
   development stage                              (1,114)         (9,264)
                                           ---------------   -------------
   TOTAL STOCKHOLDERS' DEFICIENCY                    (95)         (8,245)
                                           ---------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
DEFICIENCY                               $      -          $    -
----------                                 ==============    ==============


          See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    For the
                                              September 15,          Three
                                                  1998               Months
                                             (Inception) to       Ended March
                                             March 31, 2000         31, 2000
                                             ----------------     -------------

INCOME                                     $       -            $    -
                                             ----------------     -------------

EXPENSES

  Accounting fees                                     2,500             2,000
  Bank service charge                                    95          -
  Consulting fees                                        19          -
  Legal fees                                          3,500             3,000
  Office & postage expense                              750               750
  Rent                                                2,400             2,400
                                             ----------------     -------------

NET LOSS                                   $         (9,264)    $      (8,150)
--------                                     ================     =============


NET LOSS PER SHARE - BASIC AND DILUTED     $        (0.0141)    $     (0.0080)
                                             ================     =============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                                  655,325         1,018,800
                                             ================     =============









          See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                     September 15,
                                          1998
                                      (Inception)      For the Three
                                      To March 31,      Months Ended
                                          2000         March 31, 2000
                                     ---------------   ---------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                         $        (9,264)    $      (8,150)
  Adjustments to reconcile net
  loss to net  cash used in
  operating activities:
  Stock issued for services                     19          -
                                     ---------------   ---------------

  Net cash used in operating
  activities                                (9,245)           (8,150)
                                     ---------------   ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:                               -                 -
                                     ---------------   ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Loan payable - related party               8,245             8,150
  Proceeds from issuance of
  common stock                               1,000          -
                                     ---------------   ---------------

  Net cash provided by
  financing activities                       9,245             8,150
                                     ---------------   ---------------

INCREASE IN CASH AND CASH
EQUIVALENTS                               -                 -

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                      -                 -
                                     ---------------   ---------------

CASH AND CASH EQUIVALENTS - END
--------------------------------
OF PERIOD                          $      -            $    -
---------                            ===============   ===============







          See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  Organization and Business Operations

      Pangaea Communications, Inc. (a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to engage in an internet-based business. At March 31, 2000, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

      The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

      (B) Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

      It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

      In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months ended March 31, 1999 since the Company was inactive during this period.

      For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

      (C)  Use of Estimates

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

      (D)  Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      (E)  Income Taxes

      The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the year ended March 31, 2000.

      (F)  Loss Per Share

      Net loss per common share for the three months ended March 31, 2000 and for the period from September 15, 1998 (inception) to March 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2000.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

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

      The  Company  issued  909,400  and  109,400  common  shares  to  Appletree
      Investment   Company   Ltd.  and   PageOne   Business   Productions,   LLC
      respectively. No preferred shares have been issued as of March 31, 2000.


      Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share. The financial statements at March 31, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4 - GOING CONCERN

      As reflected in the accompanying financial statements, the Company has accumulated losses of $9,264 since inception, a working capital deficiency of $8,245 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (September 15, 1998) through March 31, 2000, during the Company's development stage, the Company has a zero cash balance, and has generated a net loss of ($9,264).


FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $8,234 and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from its current stockholders, and has issued 1,018,800 shares of Common Stock for net proceeds of $1,000.00. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the current period were funded by a loan from a stockholder.

PLAN OF OPERATION

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.



PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

       Exhibit No.     Description
       ----------      -----------
           27          Financial Data Schedule


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PANGAEA COMMUNICATIONS, INC.
                                        ----------------------------
                                        Registrant


 May 15, 2000                      By:      /s/ James Walters
 ------------                           --------------------------------
                                             James  Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule