Form 10QSB
period 2000-09-30
PANGAEA COMMUNICATIONS INC
filed 2001-06-04
CIK 1101508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


          29160 Heathercliff Road, Suite 300, Malibu, California 90265
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 457-8167
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES      NO   X
                             ---      ---

     As of November 10, 2000, there were 1,018,800 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          PANGAEA COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

               BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED)
               AND DECEMBER 31, 1999                                   2

               STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
               AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
               SEPTEMBER 30, 1999 AND FROM SEPTEMBER 15, 1998
               (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)           3

               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
               ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
               AND FOR THE PERIOD FROM SEPTEMBER 15, 1998
               (INCEPTION) TO SEPTEMBER 30, 2000 (UNAUDITED)           4

               NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30,
               2000 (UNAUDITED)                                        5-7


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K              8

    Signatures                                                         9

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                         PANGAEA COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET


                                   ASSETS
                                              September 30,
                                                  2000          December 31,
                                               (unaudited)         1999
                                              ------------     --------------

TOTAL ASSETS                                   $    -          $       -
------------                                   ===========     ==============



                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                  $  22,795       $         95
                                               -----------     --------------

TOTAL LIABILITIES                                 22,795                 95
                                               -----------     --------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value,
   8,000,000 shares authorized, none
   issued and outstanding                           -                  -
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   1,018,800 issued and outstanding                1,019              1,019
  Accumulated deficit during
  development stage                              (23,814)            (1,114)
                                               -----------     --------------

TOTAL STOCKHOLDERS' DEFICIENCY                   (22,795)               (95)
                                               -----------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  DEFICIENCY                                   $    -          $       -
  ----------                                   ===========     ==============


                 See accompanying notes to financial statements

                         PANGAEA COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                                                        For the
                                            For the        For the       For the       For the        Period From
                                             Three          Three          Nine          Nine         September 15,
                                             Months         Months        Months        Months           1998
                                             Ended          Ended         Ended          Ended       (Inception) to
                                            September      September    September     September       September 30,
                                            30, 2000       30, 1999     30, 2000       30, 1999           2000
                                           ----------     ---------    ----------     ----------     --------------
REVENUES                                   $   -          $  -         $   -          $   -          $     -
                                           ----------     ---------    ----------     ----------     --------------

EXPENSES
  Accounting fees                             1,200          -            5,200            500            5,700
  Bank charges                                 -             -             -                30               95
  Consulting fees                              -             -             -                19               19
  Legal fees                                  2,400          -            8,400            500            8,900
  Office & postage expense                      600          -            2,100           -               2,100
  Rent                                        2,200          -            7,000           -               7,000
                                           ----------     ---------     ---------     ----------     --------------

NET LOSS                                   $ (6,400)         -         $(22,700)      $ (1,049)      $  (23,814)
--------                                   ==========     =========    ==========     ==========     ==============


Net loss per share - basic and
diluted                                    $(0.0063)         -         $(0.0223)      $(0.0016)      $  (0.0320)
                                           ==========     =========    ==========     ==========     ==============

Weighted average number of
  shares outstanding during the
  period - basic and diluted               1,018,800      1,018,800    1,018,800       663,489          744,369
                                           ==========     =========    ==========     ==========     ==============


                See accompanying notes to financial statements

                         PANGAEA COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                                 September
                                                  For the nine   For the nine     15, 1998
                                                  months ended   months ended   (inception) to
                                                  September 30,  September 30,   September 30,
                                                     2000           1999            2000
                                                  -----------    -----------    ------------
Cash flows from operating activities
  Net loss                                        $ (22,700)     $  (1,049)     $ (23,814)
  Adjustments to reconcile net loss to
   net cash used in operating activities:              -              -              -
    Stock issued for consulting services               -                19             19
                                                  -----------    -----------    -----------
      Net cash used in operating
      activities                                    (22,700)        (1,030)       (23,795)
                                                  -----------    -----------    -----------

Cash flows from financing activities
  Proceeds from issuance of common stock               -             1,000          1,000
  Loan proceeds - related party                      22,700            770         22,795
                                                  -----------    -----------    -----------
      Net cash provided by financing
      activities                                     22,700          1,770         23,795
                                                  -----------    -----------    -----------

Net increase in cash                                   -               740           -

Cash and cash equivalents - Beginning                  -              -              -
                                                  -----------    -----------    -----------

Cash and cash equivalents - ending                $    -         $     740      $    -
                                                  ===========    ===========    ===========




                See accompanying notes to financial statements

                         PANGAEA COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENT
                            AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (A) Organization and Business Operations

            Pangaea Communications, Inc. (a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to engage in an internet-based business. At September 30, 2000, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

            (C) Use of Estimates

            In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         PANGAEA COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENT
                            AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            (D) Cash and Cash Equivalents

            For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

            (E) Income Taxes

            The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the nine months ended September 30, 2000.

            (F) Loss Per Share

            Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at September 30, 2000.

 NOTE 2     LOAN PAYABLE TO STOCKHOLDER

            The loan payable to stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

                         PANGAEA COMMUNICATIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENT
                            AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)

 NOTE 3   STOCKHOLDERS' DEFICIENCY

          The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value.

          The Company issued 909,400 and 109,400 common shares to Appletree Investment Company Ltd. and PageOne Business Productions, LLC respectively. No preferred shares have been issued as of September 30, 2000.

          Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share. The financial statements at September 30, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

 NOTE 4   GOING CONCERN

          As reflected in the accompanying financial statements, the Company has accumulated losses of $23,814 since inception, a working capital deficiency of $22,795 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (September 15, 1998) through September 30, 2000, during the Company's development stage, the Company has a zero cash balance, and has accumulated losses of $23,814.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $22,795 and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from its current stockholders, and has issued 1,000,000 shares of Common Stock for net proceeds of $1,000.00. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the current period were funded by a loan from a stockholder.

PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.



PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

                    None


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PANGAEA COMMUNICATIONS, INC.
                                        ----------------------------
                                        Registrant


 June 4, 2001                       By:      /s/ James Walters
 -------------                        --------------------------------
                                             James  Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)