Form 10KSB
period 2000-12-31
PANGAEA COMMUNICATIONS INC
filed 2001-06-27
CIK 1101508

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,2000.


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

               29160 Heathercliff Road, Suite 300, Malibu CA 90265
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (310) 457-8167



           Securities registered pursuant to Section 12(b) of the Act,
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

Number of shares of Common Stock, $0.001 Par Value, outstanding at March 31, 2001, was 1,018,800.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 2000 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                     ----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  8

Item   3.      Legal Proceedings                                           8

Item   4.      Submission of Matters to a Vote of Security Holders         8

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         8

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

Item   7.      Financial Statements                                        9

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         9

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                        10

Item  10.      Executive Compensation                                     11

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             11

Item  12.      Certain Relationships and Related Transactions             12

Item  13.      Exhibits and Reports on Form 8-K                           13

Signatures                                                                14

                                     PART I

Item   1.      Business

OVERVIEW

     Pangaea, Communications Inc. ("Pangaea" or the "Company") intends to design, produce and markete what Company management believes will be the most unique and successful online memorial company to date. The first phase of the Company's marketing will involve making people aware of the product by utilizing independent funeral homes, mailings and telemarketing. Management believes that a five percent (5%) penetration with the mailer is possible. This will be supported by a strong advertising campaign that is meant to `BRAND' name the Pangaea Logo on television, on print, and on the Internet. Management believes it will have an edge over the competition due in part to its intent to have higher quality work, lower cost and strategy for decreasing overhead and programming time. The Company's initial growth strategy will include targeting independently-owned funeral homes in major metropolitan areas, beginning in Phoenix, Arizona. In order to stimulate industry use, the Company intends to initially offer very high commission rates with exclusive contracts to new clients in new markets. With the proper arrangement, having funeral homes selling the product can cut employee, phone, and space overhead costs.

     Management believes that Pangaea will become a dominant online memorial service through the implementation of a series of unique strategies. By aligning the Company with the extremely large group of independent funeral homes, the product will have a great visibility during the at-need sales time. By using mailers and telemarketing, the Company will capture the pre-need/post-need markets. Management believes that, with the rising costs of funerals, the increase use of cremations and the fragmentation of families around the country/world, an online memorial from Pangaea, Inc. will provide families with an inexpensive solution to mourn the loss of a loved one.

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

     USER FRIENDLY INTERFACE - The interface that Pangaea intends to deploy is the result of many revisions based on user feedback. The site will be a comfortable combination of technology, bells and whistles and user friendliness. Many websites are utilizing features that make it more difficult for a novice web surfer to find their way around the site. Some of the most recent interfaces have adopted technology that eliminates a percentage of Internet users from accessing their site at all. The Company is sensitive to the needs and desires of the mass public and will design its interfaces to ensure that usability, fast download speeds and helpful features come first.

     FAST LOADING GRAPHICS TECHNOLOGY - Pangaea intends to design its website using specialized methods for reducing the size of graphics while enhancing the image that users see on their screens. Utilizing this process will give Pangaea an edge on the competition and, when coupled with the advanced technology and computer systems that the site will be built on, will put the site within the top few percent of fast loading sites.

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

     Pangaea believes that with its service, advertising can be done in and around its industry to much higher degree then to the mass media. The Company intends to make relationships with funeral homes to carry the service or, at least, hand out flyers when they sell a funeral service. This will greatly increase the Pangaea name at a fraction of the cost of traditional means.
Industry magazines, newspapers, and Infomercials are all valid mediums to get the branding Pangaea is looking for.

Item   2.      Properties

The Company's executive and administrative offices are located at 29160 Heathercliff Road, Suite 300, Malibu, California 90265. The Company shares office facilities with a stockholder and incurred rent expense of approximately $9,200 for use of the office facilities in fiscal 2000. The Company does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.


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

         Not applicable

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Registration Statement.

As of December 31, 2000 the Company has not yet commenced any revenue-generating operations and activity to date relates to the Company's formation, proposed fund raising and business plan development and activities related to its status as a reporting company. For the period since inception (September 15, 1998) through December 31, 2000, during the Company's development stage, the Company has a zero cash balance, and has generated a net loss of $30,214.

FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 1,018,800 shares of Common Stock for net proceeds of $1,000 and the contribution to additional paid-in capital of a loan payable of $29,195 from a stockholder. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the year ended December 31, 2000 were funded by the stockholder loan referred to above.

PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.


Item   7.      Financial Statements

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.


Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of Pangaea.

Name                                  Age(1)        Position
----                                  ------        --------
George Todt                            47           Director and Secretary

James Walters                          46           President, Vice President
                                                    and Treasurer

----------------------------
(1) The ages of Messrs. Todt and Walters are listed as of December 31, 2000.

     Our director and executive officers devote such time and attention to the affairs of Pangaea as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

     GEORGE A. TODT was the President from inception until November 30, 1999. He has been the sole director since the inception of Pangaea and Secretary since May 24, 2000. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.


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

The following were delinquent in filings of required reports in 2000:
Appletree Investment Company, Ltd, PageOne Business Productions, LLC, George Todt and James Walters.


Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of Pangaea receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2000 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,018,800(3)               100.00%

PageOne Business Productions, LLC            109,400                   10.00%

George Todt                                  109,400(4)                10.00%

James Walters                                109,400(4)                10.00%

All officers and directors as a group        109,400(4)                10.00%
(2 persons)

------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of Pangaea Communications, Inc., 29160 Heathercliff Road, Suite 300, Malibu
     California  90265.

(2) Unless otherwise indicated, Pangaea believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted. Percent of Class (third column above) assumes a base of 1,018,800 shares of common stock outstanding as of December 31, 2000.

(3) Consists of 909,400 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 109,400 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(4) Consists solely of 109,400 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Messrs. Todt and Walters are managing members.


Item  12.      Certain Relationships and Related Transactions

Not applicable

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-9:

        Report of Independent Auditors, Weinberg & Company P.A., Certified Public Accountants, dated May 31, 2001.

        BALANCE SHEET AS OF DECEMBER 31, 2000

        STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO
        DECEMBER 31, 2000

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2000

        STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO
        DECEMBER 31, 2000

        NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000


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

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-28639)


(b)      Reports on Form 8-K.

         None.

                         PANAGAEA COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         INDEX TO FINANCIAL STATEMENTS



   INDEPENDENT AUDITORS' REPORT                                       F-2

   BALANCE SHEET AS OF DECEMBER 31, 2000                              F-3

   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
   SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2000                F-4

   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD
   FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2000           F-5

   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
   SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2000                F-6

   NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000              F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Pangaea Communications, Inc.
  (A Development Stage Company)

We have audited the accompanying balance sheet of Pangaea Communications, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from September 15, 1998
(inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Pangaea Communications, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from September 15, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company without operations and has had accumulated losses of $30,214. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
May 31, 2001

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000



                                     ASSETS
                                     ------


TOTAL ASSETS                                                      $      -
------------                                                      ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES                                                       $      -
                                                                  ------------
STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value, 8,000,000 shares
    authorized, none issued and outstanding                              -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 1,018,800 issued and outstanding                        1,019
  Additional paid-in capital                                           29,195
  Accumulated deficit during development stage                        (30,214)
                                                                  ------------

     TOTAL STOCKHOLDERS' EQUITY                                          -
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      -
------------------------------------------                        ============





                 See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS




                                                                                                    For The Period From
                                                                                                     September 15, 1998
                                                  For the Year Ended       For the Year Ended         (Inception) to
                                                  December 31, 2000        December 31, 1999         December 31, 2000
                                                  ------------------       ------------------       -------------------
INCOME                                            $            -           $           -            $            -
                                                  ------------------       ------------------        ------------------
EXPENSES
   Accounting fees                                            6,400                      500                     6,900
   Bank charges                                                -                          95                        95
   Consulting fees                                             -                       -                            19
   Legal fees                                                10,800                      500                    11,300
   Office Supplies                                            2,700                    -                         2,700
   Rent                                                       9,200                    -                         9,200
                                                  ------------------       ------------------       -------------------

NET LOSS                                          $         (29,100)       $          (1,095)       $          (30,214)
--------                                          ==================       ==================       ===================

NET LOSS PER SHARE BASIC AND DILUTED              $          (0.029)       $          (0.002)       $           (0.039)
                                                  ==================       ==================       ===================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE PERIOD BASIC AND DILUTED                     1,018,800                  753,047                   774,462
                                                  ==================       ==================       ===================





                 See accompanying notes to financial statements.

                                                PANGAEA COMMUNICATIONS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM SEPTEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2000



                                                                                                      Deficit
                                                                                                    Accumulated
                                                         Common Stock           Additional             During
                                                   -----------------------       Paid-In            Development
                                                   Shares         Amount         Capital                Stage          Total
                                                  ---------     -----------     -------------        -----------    -----------
Common stock issued for services                     18,800     $       19      $                   $     -         $       19

Net loss for the year ended December 31, 1998          -              -                                    (19)            (19)
                                                  ---------     -----------     -------------       -----------     -----------

Balance at December 31, 1998                         18,800             19                                 (19)           -

Common stock issued for cash                      1,000,000          1,000                                -              1,000

Net loss for the year ended December 31, 1999          -              -                                 (1,095)         (1,095)
                                                  ---------     -----------     -------------       -----------     -----------

Balance at December 31, 1999                      1,018,800          1,019                              (1,114)            (95)

Contribution of loan payable - stockholder             -              -                29,195             -             29,195

Net loss for the year ended December 31, 2000          -              -                  -             (29,100)        (29,100)
                                                  ---------     -----------     -------------       -----------     -----------

BALANCE AT DECEMBER 31, 2000                      1,018,800     $    1,019      $      29,195       $  (30,214)     $     -
----------------------------                      =========     ===========     ==============      ===========     ===========




                 See accompanying notes to financial statements.

                               PANGAEA COMMUNICATIONS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS


                                                                                                    For The Period From
                                                                                                     September 15, 1998
                                                  For the Year Ended       For the Year Ended         (Inception) to
                                                  December 31, 2000        December 31, 1999         December 31, 2000
                                                  ------------------       ------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $         (29,100)       $          (1,095)       $          (30,214)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock issued for services                                   -                        -                          19
                                                  ------------------       ------------------       -------------------

      Net Cash Used In Operating Activities                 (29,100)                  (1,095)                  (30,195)
                                                  ------------------       ------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       -                      1,000                     1,000
   Loan payable - stockholder                                29,100                       95                    29,195
                                                  ------------------       ------------------       -------------------

      Net Cash Provided By Financing Activities              29,100                    1,095                    30,195
                                                  ------------------       ------------------       -------------------

INCREASE IN CASH AND CASH EQUIVALENTS                           -                        -                        -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 -                        -                        -
                                                  ------------------       ------------------       -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $             -          $             -          $             -
-----------------------------------------         ==================       ==================       ===================

NON-CASH FINANCING ACTIVITIES:
------------------------------

Conversion of loan payable - stockholder
     into additional paid-in capital                                                                $           29,195
                                                                                                    ===================


                 See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A) Organization and Business Operations
        ----------------------------------------

        Pangaea Communications, Inc.(a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to engage in an internet-based business. At December 31, 2000, the Company had not yet commenced any revenue-generating operations, and activity to date relates to the Company's formation, proposed fund raising and business plan development.

        The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

        (B) Use of Estimates
        --------------------

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

        (C) Cash and Cash Equivalents
        -----------------------------

        For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        (D) Income Taxes
        ----------------

        The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2000 and 1999. At December 31, 2000, the Company has a potential deferred tax asset of approximately $10,300, which has been fully reserved, arising from net operating losses aggregating $30,200. (E) Loss Per Share

        Net loss per common share for the years ended December 31, 2000 and 1999 and for the period from September 15, 1998 (inception) to December 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000 and 1999.

NOTE 2  STOCKHOLDERS' EQUITY

        The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. In addition, the Company was originally authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 909,400 and 109,400 shares to Appletree
        Investments Company, Ltd. and PageOne Business Productions, LLC, respectively. No preferred shares were issued as of December 31, 2000 and 1999.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 2  STOCKHOLDERS' EQUITY (continued)

        Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share.

        The financial statements at December 31, 2000 and 1999 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

        The Company's Board of directors authorized the conversion of a $29,195 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital.

NOTE 3  GOING CONCERN

        As reflected in the accompanying financial statements, the Company has had accumulated losses of $30,214 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

     Signature                          Title                      Date

/s/ George A. Todt                Director, Secretary        June 26, 2001



/s/ James Walters                 President, Treasurer,      June 26, 2001
                                  Chief Financial Officer