Form 10QSB
period 2001-06-30
PANGAEA COMMUNICATIONS INC
filed 2001-08-22
CIK 1101508

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                 [ ] Transition  report under  section 13 or 15(d) of
                              the Exchange Act.

                            COMMISSION FILE NUMBER 0-28639

                          PANGAEA COMMUNICATIONS, INC.
                             (dba TradeQwest, Inc.)
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4719021
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

               400 North Oak Street, Inglewood, California  90302
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                (310) 667-9640
                           (ISSUER'S TELEPHONE NUMBER)

              29160 Heathercliff Road, Suite 300, Malibu, CA 90265
              -----------------------------------------------------
                  (Former address if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of June 30, 2001, there were 3,037,600 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                          PANGAEA COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                      INDEX


         PART I. FINANCIAL INFORMATION                              PAGE NUMBER

           Item 1. Financial Statements

             BALANCE SHEET AS OF JUNE 30, 2001 (UNAUDITED)                   2

             STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
             ENDED JUNE 30, 2001 AND 2000                                    3

             STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
             ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM
             SEPTEMBER 15, 1998 (INCEPTION) TO JUNE 30, 2001
             (UNAUDITED)                                                     4

             STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
             ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FROM
             SEPTEMBER 15, 1998 (INCEPTION) TO JUNE 30, 2001
             (UNAUDITED)                                                     5

             NOTES TO FINANCIAL STATEMENTS                                  6-9

           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           10

         PART II. OTHER INFORMATION

           Item 1.    Legal Proceedings                                     10

           Item 2.    Change in Securities and Use of Proceeds              10

           Item 3.    Defaults Upon Senior Securities                       10

           Item 4.    Submission of Matters to a Vote of Security Holders   10

           Item 5.    Other Information                                     11

           Item 6.    Exhibits and Reports on Form 8-K                      12

         Signatures                                                         13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET



                                                                  June 30,
                                                                    2001
                                                                 (unaudited)
                                                                 ------------
                                     ASSETS
                                     ------
TOTAL ASSETS                                                     $        -
------------                                                     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES                                                      $        -
                                                                 -----------

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value, 8,000,000 shares
    authorized, none issued and outstanding                               -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 3,037,600 issued and outstanding                      3,038
  Additional paid-in capital                                         41,276
  Accumulated deficit during development stage                      (44,314)
                                                                 ------------

     TOTAL STOCKHOLDERS' EQUITY                                           -
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $        -
------------------------------------------                       ============





                 See accompanying notes to financial statements.

                               PANGAEA COMMUNICATIONS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)



                                               For the Three Months Ended
                                         June 30, 2001        June 30, 2000
                                        ----------------     ----------------
INCOME                                  $          -         $         -
                                        ----------------     ----------------
EXPENSES
   Accounting fees                                2,500                2,000
   Bank charges                                    -                      -
   Consulting fees                                 -                   -
   Legal fees                                     2,400                3,000
   Office Supplies                                  600                  750
   Rent                                           2,200                2,400
                                        ----------------     ----------------

NET LOSS                                $       ( 7,700)     $        (8,150)
--------                                ================     ================

NET LOSS PER SHARE BASIC AND DILUTED    $         (0.00)     $         (0.00)
                                        ================     ================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 BASIC AND DILUTED                            2,059,578            2,037,600
                                        ================     ================











                 See accompanying notes to financial statements.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                For The Period From
                                                                                September 15, 1998
                                               For the Six Months Ended           (Inception) to
                                          June 30, 2001        June 30, 2000      June 30, 2001
                                        ----------------     ----------------    ----------------
INCOME                                  $          -         $         -         $         -
                                        ----------------     ----------------     ---------------
EXPENSES
   Accounting fees                                3,700                4,000              10,600
   Bank charges                                    -                      -                   95
   Consulting fees                                 -                   -                      19
   Legal fees                                     4,800                6,000              16,100
   Office Supplies                                1,200                1,500               3,900
   Rent                                           4,400                4,800              13,600
                                        ----------------     ----------------    ----------------

NET LOSS                                $       (14,100)     $       (16,300)    $       (44,314)
--------                                ================     ================    ================

NET LOSS PER SHARE BASIC AND DILUTED    $         (0.01)     $         (0.01)    $         (0.03)
                                        ================     ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD
 BASIC AND DILUTED                            2,048,650            2,037,600           1,639,170
                                        ================     ================    ================










                 See accompanying notes to financial statements.

                               PANGAEA COMMUNICATIONS, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                                             For The Period From
                                                                                             September 15, 1998
                                                           For the six months ended            (Inception) to
                                                     June 30, 2001       June 30, 2000         June 30, 2001
                                                  ------------------   ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $        (14,100)    $        (16,300)     $          (44,314)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock issued for services                                   -                    -                       19
    Contribution of expenses by a stockholder               13,100                   -                   13,100
                                                  ------------------   ------------------    -------------------

      Net Cash Used In Operating Activities                ( 1,000)             (16,300)                (31,195)
                                                  ------------------   ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                     1,000                 -                     2,000
   Loan payable - stockholder                                                    16,300                  29,195
                                                  ------------------   ------------------    -------------------

      Net Cash Provided By Financing Activities               1,000              16,300                  31,195
                                                  -----------------    ------------------    -------------------

INCREASE IN CASH AND CASH EQUIVALENTS                           -                    -                    -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 -                    -                    -
                                                  ------------------   ------------------    -------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $             -      $             -       $            -
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

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  Organization and Business Operations

          Pangaea Communications, Inc. (a development stage company) ("the Company") was incorporated in Delaware on September 15, 1998 to engage in an internet-based business. At June 30, 2001, the Company had not yet commenced any revenue-generating operations, and all activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          (E) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the quarter ended June 30, 2001.

          (F) Loss Per Share

          Net loss per common share for the six months ended June 30, 2001 and for the period from September 15, 1998 (inception) to June 30, 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2001.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001


NOTE  2 - STOCKHOLDERS' EQUITY

          The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. It was also originally authorized to issue 10,000,000 shares of common stock at $.001 par value.

          The Company issued 1,818,800 and 218,800 common shares (post-split) to Appletree Investment Company Ltd. and PageOne Business Productions, LLC respectively. No preferred shares have been issued as of June 30, 2001.

          Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share. The financial statements at June 30, 2001 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

          On June 15, 2001, by action of the board of directors, the Company effected a 2:1 stock split. These financial statements and notes give effect to this change.

          On June 28, 2001, the Company issued 1,000,000 shares of common stock for $1,000.

          The Company's Board of directors authorized the conversion of a $29,195 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital at December 31, 2000. During the six months ended June 30, 2001 a stockholder paid expenses on behalf of the Company amounting to $13,100 which was accounted for as additional paid-in capital.

                          PANGAEA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2001


NOTE 3 - GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $44,314 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          In the quarter ending June 30, 2000 the Company entered into negotiations to acquire an operating company. As of June 30, 2001, negotiations were continuing. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 4 - SUBSEQUENT EVENTS

          In July 2001, the Company entered into a share exchange agreement with an operating company (the "Acquiree"). The Company will acquire 100% of the issued and outstanding stock of the Acquiree totaling 1,500 shares in exchange for 11,200,002 shares of $.001 par value common stock, which represents approximately 78.5% of the Company's common stock immediately after the exchange. The transaction closed on July 31, 2001. Concurrent with the merger, the Company changed its name to TradeQwest, Inc. The acquisition will be accounted for as a recapitalization of the Acquiree and future financial statements will include the financial statements of TradeQwest, Inc. for the period presented and the financial statements of Pangaea from the date of recapitalization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (September 15, 1998) through June 30, 2001, during the Company's development stage, the Company has a zero cash balance, and has generated a net loss of $44,314.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 3,037,600 (post-split) shares of Common Stock for net proceeds of $2,000 and the contribution to additional paid-in capital of a loan payable of $29,195 from a stockholder. Operating costs for the six months ended June 30, 2001 were paid by a stockholder and treated as a contribution to additional paid-in capital. The Company expects to fund its immediate needs through private placements of its securities.

     Subsequent to June 30, 2001 the Company entered into an agreement to acquire an operating company. (See Part II, Item 5.)


                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

None


Item 2. Change in Securities and Use of Proceeds

     On June 28, 2001, the Company sold 1,000,000 shares of restricted common stock to an accredited investor for $1,000. The sale was pursuant to an offering under Rule 504 of Regulation D. The Company relied on an exemption from registration provided by Section 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

     Effective July 31, 2001, the Company entered into a Share Exchange Agreement (the "Agreement") with the sole shareholders of TradeQwest, Inc. ("TradeQwest"), a Delaware corporation. Pursuant to the terms of the Agreement, and subject to the conditions set forth therein (including approval of the transactions by the stockholders), the shareholders of TradeQwest exchanged all the issued and outstanding shares of TradeQwest for 11,200,002 authorized but unissued shares of the Company. Upon completion of the merger Pangaea changed its name to TradeQwest, Inc.

     Prior to the Merger, on June 28, 2001 the Company effected a 2:1 forward stock split. Upon completion of the Merger, there were 14,237,602 shares of Pangaea common stock issued and outstanding, held as follows: 11,200,002 common shares held by the shareholders of TradeQwest, and 3,037,600 common shares held by the existing shareholders of Pangaea.

     On the effective date of the Merger, the officers and director of Pangaea resigned and new officers and directors of the Registrant were appointed.

     As of July 31, 2001 the officers and directors of the Company are:

       Name                                    Title
       ----                                 ---------
John Vorzimer                            Chairman and CEO

Donald Hyde                              President, Chief Marketing Officer,
                                             Director

Gregory Dean                             Executive Vice President, Director

Jack Listanowski                         Director

James Walters                            Director

     On August 15, 2001 the Company filed a current report on Form 8-K to report the change in control of the Company and a description of the acquired business of TradeQwest.

     The Company is conducting business as TradeQwest, Inc. though the amended charter has not yet been filed with the State of Delaware.

Item 6. Exhibits and Reports filed on Form 8-K

          (a)  Exhibits

Exhibit
Number               Description
-------              -----------
2.1 Share Exchange Agreement by and between Pangaea Communications, Inc. and TradeQwest, Inc. effective July 31, 2001 is incorporated herein by reference to the Company's Current Report on Form 8-K dated July 31, 2001.

          (b)  Reports on Form 8-K

     On August 15, 2001, the Company filed a current report on Form 8-K dated July 31, 2001 to report a change in control of Issuer and acquisition of the business of TradeQwest, Inc.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PANGAEA COMMUNICATIONS, INC.
                                        (dba TradeQwest, Inc.)
                                        ----------------------------
                                        Registrant


August 21, 2001                      By:      /s/ Donald Hyde
---------------                          ----------------------------
                                             Donald Hyde
                                             President